Form 10-K
period 2007-12-31
CSMC Mortgage-Backed Trust 2007-7
filed 2008-03-28
CIK 1419703

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-140945-10

      CSMC Mortgage-Backed Trust 2007-7
      (exact name of issuing entity as specified in its charter)

      Credit Suisse First Boston Mortgage Securities Corp.
      (exact name of the depositor as specified in its charter)

      DLJ Mortgage Capital, Inc.
      (exact name of the sponsor as specified in its charter)



  New York                                54-2201163
  (State or other jurisdiction of         54-2201164
  incorporation or organization)          54-2201165
                                          54-2201166
                                          54-2201167
                                          54-6760647
                                          (I.R.S. Employer
                                          Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Rd.
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code)
  offices)


 Telephone number, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

   X

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.





                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under
Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in a 424(b)(5) filing dated December 12, 2007.

Deutsche Bank Trust Company Americas is now an affiliate of MortgageIT since the purchase of MortgageIT holdings, Inc. ("MortgageIt Holdings"), MortgageIT's former parent company, by an affiliate of DB Structured Products, Inc.

Deutsche Bank Trust Company Americas is now an Affiliate of Chapel Funding, LLC ("Chapel Funding") since the purchase of Chapel Funding bay an affiliate of DB Structured Products, Inc.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Assurant, Inc. disclosed the following material noncompliance with the servicing criteria set forth in Item 1122(d)(4)(xii) of Regulation AB applicable to the Company during the year ended December 31, 2007. As required by Item 1122(d)(4)(xii) of Regulation AB, any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the servicer's funds are not charged to the obligor, unless the late payment was due to the obligor's error or omission. Assurant, Inc. did not have, during the Reporting Period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with 1122(d)(4)(xii).

Chevy Chase Bank. F.S.B. (the "Bank") has identified the following noncompliance with servicing criteria 1122(d)(2)(vii)(b) and 1122(d)(2)(vii)(d) applicable to the platform during the year end December 31, 2007 as follows:

1122(d)(2)(vii)(b) - Based on a sample of transactions, it was noted that one bank reconciliation was completed beyond the investor required 45-day time constraint and two bank reconciliations that did not contain a completion date.

1122(d)(2)(vii)(d) - Based on a sample of transactions, it was noted that certain agency bank reconciliations did not contain explanations for reconciling items, therefore it could not be determined if those reconciling items were resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.

The Bank has implemented the following remediation procedures.

1122(d)(2)(vii)(b) - Management has established policies and procedures requiring all bank reconciliations to be completed with in required time frames. Management has reiterated these policies and procedures with staff and will enforce compliance through periodic review.

1122(d)(2)(vii)(d) - Management has established policies and procedures requiring all bank reconciliations to have complete descriptions of all outstanding reconciling items. Management has reiterated these policies and procedures with staff and will maintain enforce compliance through periodic review.

         LaSalle Bank National Association's ("LaSalle") Report on Assessment of Compliance with Servicing Criteria for 2007 (the "2007 Assessment") attached to this Report on Form 10-K describes in Appendix B the following material instance of noncompliance related to investor reporting:

         "1122(d)(3)(i)(A) and (B) - During the Reporting Period, certain monthly investor or remittance reports were not prepared in accordance with the terms set forth in the transaction agreements and certain investor reports did not provide the information calculated in accordance with the terms specified in the transaction agreements for which certain individual errors may or may not have been material."

         The investor reporting errors identified on LaSalle's 2007 Assessment as material instances of noncompliance (the "Investor Reporting Errors") included, for example, revised delinquency, REO, foreclosure, repurchase, payoff or modified loan counts, category indicators and/or balances. The conclusion that the Investor Reporting Errors amounted to a material instance of noncompliance was based primarily on the aggregate number of errors as opposed to the materiality of any one error.

         The Investor Reporting Errors were generally caused by human error resulting primarily from high volume monthly data processing demands that had to be addressed within constricted time frames with less than a full complement of operational staff. Between the fourth quarter of the Reporting Period and the date of the 2007 Assessment, LaSalle has employed additional operational staff to accommodate the high volume of monthly investor reporting requirements and minimize the risk of the Investor Reporting Errors recurring. Other necessary controls are in place to minimize the risk of such errors.

         With respect to the specific pool assets and asset-backed securities related to the Investor Reporting Errors, the errors did not have, and are not reasonable likely in the future to have, any material impact or effect on pool asset performance, servicing of the pool assets and payments or expected payments on the mortgage-backed securities.

Taylor, Bean & Whitaker Mortgage Corp. has assessed its compliance with the Applicable Servicing Criteria as of December 31,2007 and for the Reporting Period and has concluded that Taylor, Bean & Whitaker Mortgage Corp. has complied, in all material respects, with the Applicable Servicing Criteria with respect to the Platform taken as a whole, except for the following:

Standard             Description

229.1122(d)(4)(vii)  Foreclosure was not initiated in accordance with the applicable timeframes established by certain transaction agreements for two of forty-five loans tested. Taylor, Bean, & Whitaker Mortgage Corp. continues to hire additional staff to ensure that established procedures regarding the timely referral of foreclosures are enforced.

229.1122(d)(4)(viii) Collection efforts were not documented in accordance with the requirements established by the transaction agreements for three of forty-five loans tested. Taylor, Bean & Whitaker Mortgage Corp. began utilizing an automated collection call system in August 2007 for all loans six to sixty days delinquent. Effective September 2007, the automated collection calls are systematically documented within the individual loan collection notes.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4) THE POOLING AND SERVICING AGREEMENT, dated as of November 1, 2007, by and among CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP., a Delaware corporation, as depositor (the "Depositor"), DLJ MORTGAGE CAPITAL, INC. ("DLJMC"), a Delaware corporation, as seller ("Seller"), WELLS FARGO BANK, N.A. ("Wells Fargo"), a national banking association, in its capacity as a servicer (a "Servicer"), as master servicer (the "Master Servicer") and as trust administrator (the "Trust Administrator"), UNIVERSAL MASTER SERVICING L.L.C. ("UMS"), as a servicer (a "Servicer"), BANCO POPULAR DE PUERTO RICO ("Banco Popular"), a state chartered bank, as a servicer (a "Servicer") and Back-up servicer ("Back-up Servicer"), R&G MORTGAGE CORP. ("R&G Mortgage"), a Puerto Rico corporation, as a servicer (a "Servicer"), GREENPOINT MORTGAGE FUNDING, INC., a New York corporation ("GreenPoint"), as a servicer (a "Servicer"), SELECT PORTFOLIO SERVICING, INC. ("SPS"), a Utah corporation, as a servicer (in such capacity, a "Servicer") as a special servicer (in such capacity , the "Special Servicer") and as modification oversight agent (in such capacity, the "Modification Oversight Agent") and U.S. BANK NATIONAL ASSOCIATION, a national banking association, as trustee (the "Trustee"). (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the issuing entity, as filed with the Securities and Exchange Commission on February 13, 2008 as File No. 333-140945-10, Film No. 08603891, CIK No. 0001419703)."

  (10) Incorporated by reference as Exhibit (4).

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Assurant, Inc. as Sub-Contractor for Chevy Chase Bank, F.S.B
    33.2 Banco Popular de Puerto Rico as Custodian
    33.3 Chevy Chase Bank, F.S.B. as Servicer
    33.4 Deutsche Bank National Trust Company as Custodian
    33.5 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Chevy
    Chase Bank, F.S.B and for HSBC Mortgage Corporation, USA
    33.6 HSBC Mortgage Corporation, USA as Servicer
    33.7 IndyMac Bank, F.S.B. as Servicer
    33.8 LaSalle Bank, National Association as Custodian
    33.9 Newport Management Corporation as Sub-Contractor for IndyMac Bank, F.S.B.
    33.10 Select Portfolio Servicing, Inc. as Servicer
    33.11 Taylor, Bean & Whitaker Mortgage Corp. as Servicer
    33.12 Wells Fargo Bank, N.A. as Master Servicer and Trust Administrator
    33.13 Wells Fargo Bank, N.A. as Custodian



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Assurant, Inc. as Sub-Contractor for Chevy Chase Bank, F.S.B
    34.2 Banco Popular de Puerto Rico as Custodian
    34.3 Chevy Chase Bank, F.S.B. as Servicer
    34.4 Deutsche Bank National Trust Company as Custodian
    34.5 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Chevy
    Chase Bank, F.S.B and for HSBC Mortgage Corporation, USA
    34.6 HSBC Mortgage Corporation, USA as Servicer
    34.7 IndyMac Bank, F.S.B. as Servicer
    34.8 LaSalle Bank, National Association as Custodian
    34.9 Newport Management Corporation as Sub-Contractor for IndyMac Bank, F.S.B.
    34.10 Select Portfolio Servicing, Inc. as Servicer
    34.11 Taylor, Bean & Whitaker Mortgage Corp. as Servicer
    34.12 Wells Fargo Bank, N.A. as Master Servicer and Trust Administrator
    34.13 Wells Fargo Bank, N.A. as Custodian



   (35) Servicer compliance statement.



    35.1 Select Portfolio Servicing, Inc. as Servicer
    35.2 Wells Fargo Bank, N.A. as Master Servicer and Trust Administrator



   (b) Not applicable.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Credit Suisse First Boston Mortgage Securities Corp.
   (Depositor)


   /s/ Bruce Kaiserman
   Bruce Kaiserman, Vice President
   (senior officer in charge of securitization of the depositor)


    Date:   March 27, 2008



  Exhibit Index

  Exhibit No.


  (4) THE POOLING AND SERVICING AGREEMENT, dated as of November 1, 2007, by and among CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP., a Delaware corporation, as depositor (the "Depositor"), DLJ MORTGAGE CAPITAL, INC. ("DLJMC"), a Delaware corporation, as seller ("Seller"), WELLS FARGO BANK, N.A. ("Wells Fargo"), a national banking association, in its capacity as a servicer (a "Servicer"), as master servicer (the "Master Servicer") and as trust administrator (the "Trust Administrator"), UNIVERSAL MASTER SERVICING L.L.C. ("UMS"), as a servicer (a "Servicer"), BANCO POPULAR DE PUERTO RICO ("Banco Popular"), a state chartered bank, as a servicer (a "Servicer") and Back-up servicer ("Back-up Servicer"), R&G MORTGAGE CORP. ("R&G Mortgage"), a Puerto Rico corporation, as a servicer (a "Servicer"), GREENPOINT MORTGAGE FUNDING, INC., a New York corporation ("GreenPoint"), as a servicer (a "Servicer"), SELECT PORTFOLIO SERVICING, INC. ("SPS"), a Utah corporation, as a servicer (in such capacity, a "Servicer") as a special servicer (in such capacity , the "Special Servicer") and as modification oversight agent (in such capacity, the "Modification Oversight Agent") and U.S. BANK NATIONAL ASSOCIATION, a national banking association, as trustee (the "Trustee"). (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the issuing entity, as filed with the Securities and Exchange Commission on February 13, 2008 as File No. 333-140945-10, Film No. 08603891, CIK No. 0001419703)."

   (10) Incorporated by reference as Exhibit (4).

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Assurant, Inc. as Sub-Contractor for Chevy Chase Bank, F.S.B
    33.2 Banco Popular de Puerto Rico as Custodian
    33.3 Chevy Chase Bank, F.S.B. as Servicer
    33.4 Deutsche Bank National Trust Company as Custodian
    33.5 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Chevy
    Chase Bank, F.S.B and for HSBC Mortgage Corporation, USA
    33.6 HSBC Mortgage Corporation, USA as Servicer
    33.7 IndyMac Bank, F.S.B. as Servicer
    33.8 LaSalle Bank, National Association as Custodian
    33.9 Newport Management Corporation as Sub-Contractor for IndyMac Bank, F.S.B.
    33.10 Select Portfolio Servicing, Inc. as Servicer
    33.11 Taylor, Bean & Whitaker Mortgage Corp. as Servicer
    33.12 Wells Fargo Bank, N.A. as Master Servicer and Trust Administrator
    33.13 Wells Fargo Bank, N.A. as Custodian


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Assurant, Inc. as Sub-Contractor for Chevy Chase Bank, F.S.B
    34.2 Banco Popular de Puerto Rico as Custodian
    34.3 Chevy Chase Bank, F.S.B. as Servicer
    34.4 Deutsche Bank National Trust Company as Custodian
    34.5 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Chevy
    Chase Bank, F.S.B and for HSBC Mortgage Corporation, USA
    34.6 HSBC Mortgage Corporation, USA as Servicer
    34.7 IndyMac Bank, F.S.B. as Servicer
    34.8 LaSalle Bank, National Association as Custodian
    34.9 Newport Management Corporation as Sub-Contractor for IndyMac Bank, F.S.B.
    34.10 Select Portfolio Servicing, Inc. as Servicer
    34.11 Taylor, Bean & Whitaker Mortgage Corp. as Servicer
    34.12 Wells Fargo Bank, N.A. as Master Servicer and Trust Administrator
    34.13 Wells Fargo Bank, N.A. as Custodian


   (35) Servicer compliance statement.



    35.1 Select Portfolio Servicing, Inc. as Servicer
    35.2 Wells Fargo Bank, N.A. as Master Servicer and Trust Administrator
